Form 10-K
period 2018-05-31
Energy Conversion Services, Inc.
filed 2019-06-20
CIK 1719323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55919

ENERGY CONVERSION SERVICES, INC.

(Exact name of registrant as specified in its charter)

Wyoming	47-1154419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8275 S. Eastern Ave. Suite 200 Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 702-675-8003

Securities registered pursuant to Section 12(b) of the Act:

None	None
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The number of shares outstanding as of May 31, 2018 was 15,000,000.

ENERGY CONVERSION SERVICES, INC.

FOR THE FISCAL YEAR ENDED

MAY 31, 2018

Index to Report

on Form 10-K

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

o	our ability to diversify our operations;
o	our ability to implement our business plan;
o	our ability to attract key personnel;
o	our ability to operate profitably;
o	our ability to efficiently and effectively finance our operations, and/or purchase orders;
o	inability to achieve future sales levels or other operating results;
o	inability to raise additional financing for working capital;
o	inability to efficiently manage our operations;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures and/or general working capital;
o	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to ENERGY CONVERSION SERVICES, INC.

PART I

ITEM 1. BUSINESS

General Business Development

Energy Conversion Services, Inc., (the company) is a newly formed Wyoming “C” Corporation created to utilize gas to power generators to produce electricity. The company’s equipment will be able to use many different forms of gas: natural, methane or waste gases. The equipment used is remotely managed and each unit will be independently operated. The company will then sell the resulting electricity to an area utility. The United States has hundreds of thousands of gas wells or, oil wells producing gas that do not have an opportunity to market their gas. These are the customers of the company. The company can install its equipment next to the producer or, in a producing field. Our company needs only three items: the equipment, gas, to power the equipment and a utility to purchase the resulting electricity.

We have not purchased any equipment and do not have the funds to purchase any equipment at this time. We have not entered into any power purchase agreements or received any royalty payments to date. Our forecasts regarding rising electricity prices, cost savings to gas producers and expectations about contractual terms are purely speculative and cannot be guaranteed.

Our business model is focused on key factors –

●	The U.S. is currently producing the largest amount of natural gas in our history. This increased production has resulted in a significant overabundance of natural gas. These amounts are expected to continue to increase as a result of “fracking” in the oil industry.

●	A large majority of active oil production sites are not located near a natural gas pipeline. As a result of such, they are forced to flare their gas and pay the assessed fines. In some cases, these fines have become so excessive that some producers are “shutting in” their wells and stopping production.

●	Our company will own and operates self-contained natural gas to electricity generators which we install at these flaring sites on a 10-year contract. Each 1 MW unit can power up to 1,000 homes. We then sell the electricity to the local and state utility companies on a 10-year contract.

●	The unique aspect of the business model is that there is no cost to the gas producer for equipment, maintenance or support, and the implementation of our technology does not require any manpower from the gas producer. We are there to solve the problem of flaring at the production site, and eliminate all associated EPA fines.

●	The gas is provided to our company by the gas producer, at no cost. By implementing our technology, the gas producer eliminates all future EPA fines for flaring, and is paid a royalty on the sale of the electricity we generate and sell to the utility companies for 10 years.

●	In addition to eliminating EPA fines and generating royalty revenue for gas production sites, we can also provide electricity directly to the site at a cost savings of up to 50% because the electricity is being generated on-site. In some cases, this can result in savings of tens of thousands of dollars per month for the gas producer.

●	Our system operates stand-alone units without any on-site staffing required at the gas production site. Each unit is remotely monitored and managed via satellite by our manufacturers, under an all-inclusive service and support agreement.

●	Each unit is installed under contract to sell electricity to the local and state utility companies for a period of 10 years, with 10-year renewals.

●	This profit amount is expected to increase over the term of the 10-year contract due to forecasted rising electricity prices. In addition, as technology continues to improve and equipment prices decrease, we will be able to produce more electricity with the same amount of gas. Volume pricing has also been offered when we begin placing orders.

●	Once the unit is installed, our manufacturer is responsible for monitoring, service, and parts. Our overhead will not increase whether we install two units in one month, or ten units.

The company has not installed any units as of this date; however, we have established various relationships with manufacturers, system management service, installation firms, and companies that have already installed systems that have been operating 24/7 for over 5 years. If we desire to, we can joint venture with these companies to install their systems at locations we have been preparing location and installation contracts.

There will be no capital equipment or manpower cost to the gas producers other than an analysis of the gas. Our company will own, install, operate and maintain the equipment. The equipment the company utilizes is EPA certified and should not, in normal installations, require anything beyond a permit for installation.

The Company does not currently have any equipment.

Equipment is already in service in various areas of the USA. Caterpillar Power Systems builds and has complete systems available for immediate purchase and installations, that provides anywhere from 250 kilowatts to as large as 2 megawatts. Caterpillar also will provide a Maintenance Service Contract for each of the units installed.

Caterpillar 250 Kw G3408TALC Specifications:

SKU: 5434

Manufacturer: Caterpillar

Model: G3408TALC

Power factor (pf): .8

Trailer: Yes

Compression ratio: 8.5:1

Inlet gas pipe size: 2”NPT for natural gas

Burn type: Rich

Fuel type: Natural Gas

Condition: Rebuilt

Kw: 250

Kw Rating: Continuous

Voltage: 480

Year: Rebuilt 2016

Emissions tier: Emissions Reduction Kits

Hours: 0 hour rebuild

Enclosed: Weather

Engine manufacturer: Caterpillar

Engine model: G3408TALC

Phase: 3

Frequency: 60 Hz

Pmg: Y

control panel: Digital

Control panel mfg: Deep Sea

Control panel model: 7310

Cooling: Skid

Battery charger – amps/input vol: 24V/35Amp

Turbos: Yes

Silencers: Internally Mounted

Int#: 16372

Caterpillar 1000 Kw G3516LE Specifications

SKU: 4446

Manufacturer: Caterpillar

Model: 3516LE

Power factor (pf): 0.8

Compression ratio: 11:1

Fuel type: natural gas

Hours: 0 Hour rebuild

Engine manufacturer: Caterpillar

Engine model: G3516LE

Engine s/n: 4EK Prefix

Hp: 1462

Starters: Electric Starter

Int#: 13671

Condition: rebuilt

Kw: 1000

Kw rating: standby

Voltage: 480

Year: 1998

Price quotes from Caterpillar range from $375,000 for a 250 Kw unit to $1,250,000 for a 1000 Kw unit new and 25% less for units that are refurbished directly from Caterpillar.

System contains EPA Compliance shut down

●	Combined Heat and Power capable within multiple configurations
●	Gas compressors and gas cool drying (if necessary)
●	Optional connection for propane supply
●	Matched gas mixer and control paths for the relevant quality
●	Complaint to formaldehyde limits by carbon desulfurization and catalytic converter
●	25’ secure container can be placed in remote locations, rooftop or within building
●	Battery startup converts instantly to produce power
●	Requires minimal amount of gas to generate 1 Megawatt of electricity
●	Operates efficiently from methane gas produced in landfills
●	Rails in the container floor and fully opening front door in order to dissemble the unit quickly
●	Lowered dust levels due to over-pressurization of container

The company can install its equipment at a pipeline location providing the cost of the fuel doesn’t exceed the resulting sale of the electricity, plus maintenance. The company’s equipment can also be used to augment community needs. The founder has no prior experience with such equipment and that the company anticipates contracting with others to utilize such equipment which is already largely in use by other companies.

Many states do not have the budgets in place to build new infrastructures to generate the electricity necessary to fulfill the future renewable energy requirements set forth by the U.S. government and the EPA.

In many states, existing power plants are being forced to retrofit or shut down due to recent changes in emission regulations. This is resulting in a shortage of electricity and higher prices nationwide for consumers and industries.

ECS, utilizes a variety of abundantly available natural gas sources.

ECS,’s electricity conversion technology’s standard configuration resides in a 40’ enclosure that produces up to 1 Megawatt of electricity – enough electricity to power up to 1000 homes. Each unmanned unit operates remotely and independently and is managed via a centralized satellite remote monitoring facility.

Many modern oil drilling sites pay thousands of dollars to local electric utilities to power their sites. The company’s technology can replace this expenditure with income. Additionally, the company’s power agreements are signed for from five to twenty years in duration. Based upon the cost of each unit and installation of same, each piece of equipment should generate in excess of thirty thousand dollars per month – profit. After our initial phase we will be installing five units per year.

ECS,’s electricity conversion technology is an ideal solution for every state because the states can now dictate exactly where they need supplemental electricity produced and how much is needed to stay in compliance with the new EPA guidelines.

ECS,’s electricity conversion technology can be installed at any location allowing utility companies to provide electricity even to the most remote communities and industries who may be hundreds of miles away from traditional power plants.

This can provide as much as a 70% cost savings on electricity because there is no power line transmission fee to move the electricity from the power plant to the outlying communities and industries. ECS, units can also be installed directly in cities and towns to support any shortages in current electricity supplies.

The United States Government and many State Agencies are providing a multitude of financial and tax incentives to companies currently focused on producing electricity through renewable sources.

The current Administration is working to promote domestic production of renewable energy to create jobs, reduce our dependence on foreign oil, combat global warming, and build a stronger rural economy. The President’s plan for rural America has brought about historic investment and resulted in stronger rural communities.

Each ECS, electricity conversion technology unit is installed under a 5-20 year Power Purchase Agreement from the local utility companies.

Based on current capital equipment cost, it is anticipated that each ECS electricity conversion unit generates approximately $60,000 in NET profit per month from the sale of the electricity to the local utility companies for the 5-20 year contract term.

The above are based upon the below assumptions: (there is no guarantee that our future revenues or costs will be consistent with these assumptions.)

Electricity Generation
KWH	1,000
Price per kWh	0.10
Electricity Revenue	864,000.00

MCFs required	220 day
Price per MCF	$—
Price per day	$—

Days per year	360
Hours per year	8640
Maintenance	750,000	8%
MCF per day	220
Price per MCF	4.00
Royalty %	10.0%
Gas cost Pd per day	$880.00
Royalty per day	88.00
Annual Royalty	$30,800.00

SCHEDULE OF INCOME & DIRECT EXPENSES

12	Per Month	Annually

Revenue from Electricity Sales	$72,000	$864,000	100%

Direct Costs

Royalty to Well Owner @ 10%	$2,567	$30,800	4%
Cost of Natural Gas to Well Owner	$—	$—	0%
Cost of Maintenance	5,000	60,000	7%
Other Direct Costs (Ins + Operations)	6,305	75,658	9%

Total Direct Costs	$11,305	$166,458	19%

Net Operating Income	$60,695	$697,542	81%

ECS, will also receive 1 Renewable Energy Credit for every 1 Megawatt of electricity generated. These credits can be sold or traded on the open market for an additional $30,000 - $100,000 per year.

The projections assume purchase price and maintenance fees are quotes from Caterpillar and those cost will be fixed costs, and the royalty cost is tied to the revenues and not to the cost of natural gas since the price of natural gas may vary. We also have obtained the counsel of a firm that has units on the ground that has been in operation 24/7 for over two years.

The aforementioned projections also assume that the Company will purchase the equipment and that the Company will enter into a power purchase agreement.

The Company has one location: The Resident office in Wyoming.

Marketing

The Company will begin its marketing program by approaching the client most probably able and willing to associate. There are literally tens of thousands of gas wells not serviced by a collector pipeline. These wells as well as other locations will be our primary market objective.

Advertising

With limited funds, The Company will rely on management for advertising decisions. The company has developed an overall advertising scenario which it has implemented in preliminary form. As more funds become available the advertising budget will increase in a commensurate fashion.

Expansion

We will market the concept in the US and Europe with expansion to South America and Africa when appropriate.

Employees

As of August 31, 2017, we had one (1) part time employees, including management. We consider our relations with our employees to be good.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases offices at 8275 S. Eastern Ave. Suite 200, Las Vegas, NV 89123.

ITEM 3. LEGAL PROCEEDINGS

The Company does not have any pending legal proceeding as of May 31, 2018.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not currently quoted and there is no guarantee that it will be approved for trading on the OTC.

Holders of Common Stock

As of May 31, 2018, we had 1 stockholders of record of the 15,000,000 common shares outstanding.

Dividends

We have never declared or paid a cash dividend. Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the consolidation, revenue recognition, income taxes and uncertain tax positions, computation of net loss per share, determination of net accounts receivable, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our future operating results are subject to many variables, including:

●	Continued consumer acceptance of our products,
●	Protection of our proprietary rights to our products and processes
●	Our ability to obtain additional financing; and
●	Other risks which we identify in future filings with the SEC.

Any or of all our forward-looking statements in this registration statement and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this registration statement.

Overview

Energy Conversion Services, Inc., (the company) is a newly formed Wyoming “C” Corporation created to utilize gas to power generators to produce electricity. The company’s equipment will be able to use many different forms of gas: natural, methane or waste gases. The equipment used is remotely managed and each unit will be independently operated. The company will then sell the resulting electricity to an area utility. The United States has hundreds of thousands of gas wells or, oil wells producing gas that do not have an opportunity to market their gas. These are the customers of the company. The company can install its equipment next to the producer or, in a producing field. Our company needs only three items: the equipment, gas, to power the equipment and a utility to purchase the resulting electricity.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

See Note 2 to the Consolidated Financial Statements included herewith.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The Company has generated no revenue since inception.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of May 31, 2018, we had current assets of $116, consisting of cash. Current liabilities at May 31, 2018, totaled $ 43,492. As of May 31, 2017 we had current assets of $2,350, consisting of cash. Current liabilities at May 31, 2017, totaled $ 0

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs. Currently, the Company has determined that its anticipated monthly cash flow needs should not exceed $25,000 per month for the last 6 months of 2018.

In summary, our cash flows were as follows:

	Fiscal Year Ended
	March 31,
	2017	2018
Net cash used in operating activities	$--	$173,233
Net cash used in investing activities	--	(19,000)
Net cash provided by financing activities	--	190,000
Net decreaseease in Cash	--	2,233
Cash, beginning of year	--	2,350
Cash, end of year	$--	$116

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances and loans. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERGY CONVERSION SERVICES, INC.

12

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Energy Conversion Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Energy Conversion Services, Inc. (the "Company") as of May 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

June 19, 2019

ENERGY CONVERSION SERVICES, INC.

Balance Sheet

As of May 31, 2018

	May 31, 2018	May 31, 2017
ASSETS
CURRENT ASSETS
Cash in Bank	$116	$2,350
Investment: 2,500,000 shares of restricted common stock at $0.04 per share	$19,000	$0
TOTAL ASSETS	$19,116	$2,350
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Interest Payable	$613	$0
Note Payable - Related Party	$7,879	$0
TOTAL CURRENT LIABILITIES	$8,492	$0
LONG TERM LIABILITIES
Convertible Debentures: 12% Interest, maturity 24 mo's, conversion price equal to 50% of avg. closing	$0	$0
price of common stock 20 prior trading days prior to conversion, with a floor price of $0.15 per share
Debt Discount - BCF Accreted over 24 months based on the proposed maximum offering price.	$2,559
TOTAL LONG TERM LIABILITIES	$2,559	$0
Total Liabilities	$11,051	$0
STOCKHOLDERS'DEFICIT:
Common stock: .001 Par Value, 50,000,000, 15,000 shares issued and outstanding as of May 31, 2018	$15,000	$15,000
Common stock issuable: Subscription agreements for 1,555,000 shares at $0.10 as of May 31, 2018	$15,500	$0
Preferred stock: 0.001 par value 25,000,000 authorized 0 shares issued and outstanding as of May 31, 2018	$0	$0
CS-Conus Stock	$8	$0
Additional paid-in capital	$139,500	$0
APIC - Bonus Stock	$771	$0
APIC - Debt Discount (for BCF)	$31,662	$0
Deficit accumulated during develeopmental stage	($194,376)	($12,650)
Total stockholders' deficit	$8,065	$2,350
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,116	$2,350

See accompanying notes to Financial Statements

ENERGY CONVERSION SERVICES, INC.

UNAUDITED STATEMENT OF OPERATIONS

June 2017 - May 2018

	May 31, 2018	May 31, 2017

REVENUE	$0	$0

EXPENSES
General and Administrative	$110,283	$150
Professional Fees	$70,830	$12,500
Total Expenses	$181,113	$12,650
Net Operating Income	($181,113)	($12,650)
OTHER INCOME (EXPENSE)
Interest Expense	$613	$0
TOTAL OTHER INCOME (EXPENSE)	$613	$0

Net Loss	($181,113)	($12,650)

Net loss per common share - basic	(0.001)	(0.001)

Weighted average of common shares outstanding - basic	12,478,992	12,478,992

See accompanying notes to Financial Statements

ENERGY CONVERSION SERVICES, INC.

Unaudited Statement of Stockholders Equity

May 31, 2018

	Common Stock Shares	Amount	Preferred Stock Shares	Amount	Additional Paid-in Capital	Common Stock Issuable	Accumulated Deficit	Total
Balance April 8, 2017 (Inception)		$—	$—	$—	$—	$—	$—	$—

Net Loss for the year end May 31, 2017	$—	$—	$—	$—	$—		$(12,650)	$(12,650)

Balance May 31, 2017	$—	$15,000	$—	$—	$—	$—	$(12,650)	$2,350

Issuance of common Stock					$139,500	$15,500		$155,000

Issuance of preferred stock								$—

Net Loss for the year end May 31, 2018	$—	$—	$—	$—			$(181,726)	$(181,726)

Balance May 31, 2018	$—	$15,000	$—	$—	$139,500	$15,500	$(194,376)	$(24,376)

See accompanying notes to Financial Statements

ENERGY CONVERSION SERVICES, INC.

Unaudited Statement of Cash Flows

June 2017 - May 2018

	Years Ended May 31
Cash Flows from Operating Activites:	2018	2017
Net Loss	($181,726)	($12,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Interest Payable	$613	$0
Increase in Note Payable - Related party	$7,879	$0
Net cash provided by operating activities	($173,234)	($12,650)
Cash Flows from Investing Activities:
Increase in Investement	($19,000)	$0
Net cash provided by investing activities	($19,000)	$0
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	$0	$15,000
Cash from convertible debentures	$35,000	$0
Cash from sale of common stock	$155,000	$0
Net cash provided by financing activities	$190,000	$15,000
Net cash increase for period	($2,234)	$2,350
Cash at beginning of period	$2,350	$0
Cash at end of period	$116	$2,350

See accompanying notes to Financial Statements

ENERGY CONVERSION SERVICES, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD MAY 31, 2018 TO MAY 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Energy Conversion Services (“the Company”, “we”, “us” or “our”) was incorporated on April 8,2017 in the State of Wyoming.  We are a development-stage company formed for the purpose of using portable generating equipment to generate electricity from natural gas, methane, landfill gas, syngas, etc.  The resulting product would be sold to an end user o an Electrical Utility.  We have the ability to create, or purchase equipment to generate electricity from 250 kilowatts to 2 megawatts.  Our systems are clean, quiet and unobtrusive.

Our executive offices are located at 2724 Otter Creek Ct 101, Las Vegas, Nevada 89122

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As a development-stage company, the Company had limited revenues and incurred losses as of May 31, 2018.  The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on the investment capital to fund operating expenses.  The Company intends to position itself so that it will be able to raise additional funds through the capital markets.  In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commissions (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period June 1, 201 to May 23, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid developments with the original maturities of these months or less to be cash equivalents. The Company had $116.25 of cash as of May 31, 2018.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the among of deferred tax assets that, are based on available evidence, are not expected to be realized.

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Use of Estimates

The preparation of financial statements is conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from their estimates.

Fair Value of Financial Investments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs and measuring fair value are observable in the market.

These tiers include:

Level 1 - defined as observable inputs such as quoted prices in markets,

Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, and

Level 3 – defined as unobservable inputs in which little or no market data exits, therefore requiring an entity to develop its own assumptions.

The carrying value of cash approximates its fair value due to its short-term maturity.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASO Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all the potential commons shares if their effect is antidulitive. There were no potentially dilutive debt or equity instruments issued or outstanding as of May 31, 2018.

Comprehensive Income

Comprehensive income is defined as changes in stockholder’s deficit, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available – for – sale securities. As of May 31, 2018, there were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of the pronouncements will have a material impact on the Company.

NOTE 4 – STOCKHOLDER’S EQUITY

The Company has 50,000,000, $0.001 par value shares of common stock and 25,000,000 of preferred stock authorized. The preferred stock has the terms and conditions designated by the board of directors at the time of the issuance.

On May 31, 2017 the company issued a total of 15,000,000 common shared to its founder for a cash contribution of $15,000.

There were 15,000,000 shares of common stock issued and outstanding as of May 31, 2018.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Company has no commitments and contingencies as of May 31, 2018.

NOTE 6 – INCOME TAXES

As of May 31, 2017, the Company had a net operating loss of approximately $12,650 and as of May 2018 a loss of approximately $181,726 and that may be available to reduce future years’ taxable income varying amounts. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly.

The provision for federal income tax consists of the following:

	May 31,	May 31,
	2017	2018
Federal income tax benefit attributable to:
Current Operations.	$2,656	$38,162
Less: valuation	(2,656)	(38,162)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 21% of significant items compromising our net deferred tax amount is as follows:

	May 31,	May 31,
	2017	2018
Deferred tax asset attributable to:
Net operating loss carryover	$2,656	$38,162
Less: valuation allowance	(2,656)	(38,162)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,657 as of December 31, 2017 and $38,162 as of December 31, 2018 for Federal Income Tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from May 31, 2016 to May 29, 2019, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 8 - CONVERTIBLE DEBENTURES

"From April 6, 2018 to August 1, 2018, the Company sold eight convertible debentures (the “Convertible Debentures”) to private investors (the “Creditors”) and received $300,000 in gross proceeds. The Convertible Debentures have identical terms, including interest of 12.0% payable quarterly in advance, maturity in 24 months from the date of purchase and are convertible into shares of common stock at a conversion price equal to 50% of the average closing price of our common stock during the 20 prior trading days prior to conversion with a conversion floor price of $0.015 per share. The conversion right becomes effective on the first trading day subsequent to the Company's 20th trading day on the OTC. Additionally, the Creditors received a stock bonus as part of their Convertible Debenture purchase (the ""Bonus Stock""). In total the Company issued 97,000 shares of Bonus Stock.

The Company reviewed the terms and conditions of the Convertible Debentures and determined that the conversion feature meets the scope exception under ASC 815 and that the guidance under ASC 470-20 is appropriate.

As of May 31, 2018, the Company determined the relative fair value allocation of the proceeds received for the first two Convertible Debentures and allocated the proceeds to the components of the Convertible Debentures, including the Bonus Stock ($875), the Beneficial Conversion Feature ($34,221) and the Convertible Debenture ($0). Since the Company is newly formed with no stock trading history, or stock related transactions, the stock price employed for the fair value allocation calculations was based on the proposed maximum offering price as disclosed in the Companys Form S-1 originally filed with the SEC on October 13, 2017 pursuant to which sales of common stock have occured at a price of $0.10 per share.

The intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock issuable upon conversion of the Convertible Debentures and the total price to convert based on the effective conversion price on the date of issuance. The calculated intrinsic value was $35,779. As this amount resulted in a debt discount that exceeded the Convertible Debentures proceeds, the amount recorded for the beneficial conversion feature was limited to the principal amount of the Convertible Debentures. The resulting $35,000 discount is being accreted over the 24 month term of Convertible Debentures.

The Convertible Debentures were sold pursuant to exemptions from the registration requirements afforded by, among others, Rule 506(c) of Regulation D ("Regulation D") and Regulation S ("Regulation S"), as promulgated under the Securities Act of 1933, as amended. Accordingly, the Offering will be available only to investors who reasonably verify to the Company that they are "accredited investors," as such term is defined in Rule 501(a) of Regulation D or who are not U.S. Persons, as such term is defined in Rule 902 of Regulation S.

NOTE 9 - INVESTMENTS

 On April 12, 2018 Energy Conversion Services subscribed for 2,500,000 shares of restricted common stock in Seven Hundred Seventy 7, Inc. at $0.04 per share. The total subscription prce is $100,000, $19,000 of the $100,000 has been paid out in cash as of May 31, 2018.

See accompanying notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of May 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

This Report does not include a report of management’s assessment regarding internal control over financial due to a transition period established by the rules of the Commission for newly public companies..

In connection with the audit of our consolidated financial statements for the years ended May 31, 2018 and 2017, our management concluded that the Company had material weaknesses in its internal controls because i) The Company lacked of the key monitoring mechanisms such as internal audit department to oversee and monitor Company’s risk management, business strategies and financial reporting procedures, also we did not have adequately designed and documented management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the footnotes to the consolidated financial statements; ii) the Company lacked of sufficient resources with US GAAP and the SEC reporting experiences in the accounting department to provide accurate information on a timely manner ; iii) the Company lacked of proper internal control on warehouse and inventory management; iv) the Company lacked of internal controls over related party transactions; v) the Company lacks controls over communications and document retention between its accounting and business departments and between the parent company and its subsidiaries; vi) the Company lacks controls over accurately capturing payments made to vendors; and vii) the Company lacks controls over accurately capturing documenting transactions on credit facilities. As defined under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

To remediate the material weakness identified in internal control over financial reporting of the Company, we plan to do (or have done) the following:

i) The Company intends to hire, as needed, key accounting personnel with accounting expertise in US GAAP. Also reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to US GAAP and SEC reporting, and complex, non-routine transactions are directly involved in the accounting evaluation and review of our complex and/or non-routine transactions.

ii) The Company plans to set up the internal audit department, and enhance the effectiveness of the internal control system.

iii)The Company plans to appoint a director who qualifies as a financial expert to monitor and improve the overall performance of our control over our financial reporting

iv) The Company is implementing necessary review and controls at related levels and all important documents and contracts (including the ones of its subsidiaries) will be submitted to the office of its chief administrative officer for retention.

v) The Company is implementing more policies and controls over its inventory management

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will also improve the overall performance of our control over our financial reporting. Our management is developing a plan to remediate the material weaknesses, although there can be no assurance that such plans, when enacted, will be successful.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended May 31, 2018 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table contains information regarding our executive officers and directors as of the date of this prospectus:

Executive Officers

Name	Age	Position

Lisa Averbuch	49	President, Director
Lisa Averbuch	49	Secretary, Treasurer, Director

Directors, Executive Officers, Promoters and Control Persons

Lisa Averbuch, President/Director

Ms. Averbuch holds a Bachelor’s degree in Hospitality Administration from Boston University in Boston Massachusetts. From1992 worked for the Royal Sonestra Hotel in Cambridge MA in the Food and Beverage Department as Executive Control, then purchasing and finally Food and Beverage controller until 1998. From 1999 to 2001 she was Executive Concierge at the Ritz Carlton in San Francisco, California and in 2001 she managed the opening of the new Ritz Carleton in Half Moon Bay, California. 2002, found Ms Averbuch moving on to the Mandarin Oriental Hotel in San Francisco where she was Restaurant Supervisor becoming Manager before moving on. She then joined The American Center for Wine, Food and the Arts – “Copia.” She managed various facits for that organization until founding Loft Liquors in 2006, the first organic, fresh fruit Liquor company in the United States. Ms. Averbuch is currently the president of Gold Partners, Inc., since 2011, a Las Vegas based, Nevada Corporation and the largest shareholder in this company.

APPOINTMENT OF EXECUTIVE OFFICERS

Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no familial relationships among our directors and executive officers.

BOARD OF DIRECTORS

Under our Bylaws, our board of directors can set the authorized number of directors, provided the number of directors may not be less than one. We currently have five directors. None of our directors qualify as independent directors.

TERM OF OFFICE AND BOARD COMMITTEES

Our board members serve until the next annual meeting of shareholders, or until that member’s successor has been elected. An election of directors by our shareholders will be determined by a plurality of the votes cast.

Currently, our Board of Directors does not have a standing audit, compensation, or nominating/corporate governance committees.

DIRECTOR INDEPENDENCE

The Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”

We do not currently have a separately designated audit, nominating or compensation committee and cannot forecast when we will have such committees.

SIGNIFICANT EMPLOYEES

Other than Lisa Averbuch, we have no other significant employees.

None of our officers and directors have been the subject of any judgement, order, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director, or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

For the years ended 2018 and 2017, we did not set aside or accrue any amounts to provide pension, retirement or similar benefits for our executive officers and directors.

The following table sets forth the compensation of our executive officers for the years ended May 31, 2018 and 2017. The amounts in this table do not include normal and customary fringe benefits such as company car or similar expenses.

SUMMARY COMPENSATION TABLE**

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)****	Total ($)
Lisa Averbuch	2018	0	0	0	0	0	0	0	0
CEO, CFO	2017	0	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this registration statement by (i) each person known by Energy to be the beneficial owner of more than 5% of the outstanding shares of common stock, and (ii) each of Energy’s directors and executive officers. Unless otherwise noted below, Energy believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Beneficial Owner	Address	Number of Shares Owned	Percent of Class

Gold Partners, Inc.	401 Ryland St., Suite 200, Reno, NV 89502	15,000,000	100%

(GOLD PARTNERS, INC., Lisa Averbuch, President/Director, Sole Owner, Andre Nissell, Secretary/Treasurer.)

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by Marcum Bernstein & Pinchuk LLP for years ended December 31, 2018 and December 31, 2017 were $784,062 and $437,793, respectively.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY CONVERSION SERVICES, INC.		Date

By:	/s/ Lisa Averbuch	06/19/2019
Lisa Averbuch (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lisa Averbuch	Date

Lisa Averbuch	06/19/2019
President, CEO, CFO and Director principal financial and accounting officer)
(principal executive officer)